Form 10-K/A
period 1998-12-31
MORGAN STANLEY CAP I INC COMM MORT PASS THR CER SER 1998 XL2
filed 1999-12-17
CIK 1070389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                  Amendment 1


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
                   Series  1998-XL2
        (Exact name of registrant as specified in its charter)




                                     52-2132157
New York                             52-2132155
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 25, 1999, on behalf of Morgan Stanley Capital I, Inc. Commercial Mortgage Pass-Through Certificates Series 1998-XL2 established pursuant to a Pooling and Servicing Agreement among Morgan Stanley Capital I, Inc., Depositor, Midland Loan Services, Inc., Master Servicer, Midland Loan Services, Inc., Special Servicer and Norwest Bank Minnesota, National Association, Trustee, pursuant to which the Morgan Stanley Capital I, Inc. Commercial Mortgage Pass-Through Certificates Series 1998-XL2 registered under the Securities Act of 1933 (the "Certificates") were issued.
Item 14 of the Original Form 10-K is amended to read in its entirety as follows:

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

                     a)   Midland Loan Services <F1>

              (99.2) Report of Management as to Compliance with
                     Minimum Servicing Standards for the year ended December 31, 1998.

                     a)   Midland Loan Services <F1>

              (99.3) Annual Statements of Compliance under the
                     Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)   Midland Loan Services <F1>

              (99.4) Aggregate Statement of Principal and
                     Interest Distributions to Certificate
                     Holders. <F2>

            (b) On November 19, 1998, and December 19, 1998, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c)  Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

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

 Morgan Stanley Capital I, Inc.
 Commercial Mortgage Pass-Through Certificates
 Series  1998-XL2

Signed:   Norwest Bank Minnesota, N.A., as Trustee

By:   Sherri J. Sharps, Vice president
By:  /s/  Sherri J. Sharps, Vice president

Dated:  December 15, 1999



Exhibit Index
Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1998.

          a) Midland Loan Services, Inc. as Servicer <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1998.

          a) Midland Loan Services, Inc. as Servicer <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1998.

          a) Midland Loan Services, Inc. as Servicer <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.